Form 10-K
STRUCTURED ASSET SEC CORP MORT PASS THR CERT SER 2002-BC10
filed 2003-03-31
CIK 1212137

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-92140-17


        Amortizing Residential Collateral Trust
        Mortgage Pass-Through Certificates
        Series 2002-BC10 Trust

       (Exact name of registrant as specified in its charter)



   Delaware                                       54-2089312
                                                  54-2089313
                                                  54-2089314
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A1                          1
             Class A2                          1
             Class A3                          4
             Class A4                          4
             Class A-IO                        8
             Class B                           1
             Class M1                          1
             Class M2                          1
             Class M3                          3
             Class P                           1
             Class R                           1
             Class R2                          1
             Class R3                          1
             Class X                           1

             Total:                           29


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.

            Subsequent to the filing by the Trustee of the Form 8-K relating to the payment date on November 25, 2002 a revision was made to the delinquency page of the payment date statement that was included in the original 8-K. This revision was not previously disclosed in a 1934 Act filing. The Trustee has represented to the filing person that an amended 8-K will be filed by the Trustee. The Trustee has stated that the revised data has been and will continue to be available online at www.ctslink.com.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Controls and Procedures.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Servicer <F2>
       b) Ocwen Federal Bank FSB, as Servicer <F2>
       c) Option One Mortgage Corp, as Servicer <F2>
       d) Fairbanks Capital Corp, as Servicer <F2>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Servicer <F2>
       b) Ocwen Federal Bank FSB, as Servicer <F2>
       c) Option One Mortgage Corp, as Servicer <F2>
       d) Fairbanks Capital Corp, as Servicer <F2>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Master Servicer <F2>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


          No distributions to Certificate Holders were made during the fiscal period covered by this report.


   (b) On January 14, 2003, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.


        No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


   (c) Not applicable.


   (d) Omitted.

  <F1> Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report, and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document. The reporting person does not have knowledge of the contents of any such report.

  <F2> Filed Herewith.




                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Amortizing Residential Collateral Trust
    Mortgage Pass-Through Certificates
    Series 2002-BC10 Trust
    (Registrant)



  Signed:  Aurora Loan Services, Inc. as Master Servicer


  By:   E. Todd Whittemore, Executive Vice President

  By: /s/ E. Todd Whittemore

  Dated: March 31, 2003

  Sarbanes-Oxley Certification


I, E. Todd Whittemore, Executive Vice President of Aurora Loan Services Inc., certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Amortizing Residential Collateral Trust Mortgage Pass-Through Certificates Series 2002-BC10 Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Wells Fargo Bank Minnesota, N.A., as Trustee, Ocwen Federal Bank FSB, as Servicer, Option One Mortgage Corp, as Servicer, and Fairbanks Capital Corp, as Servicer.


      Date: March 31, 2003


      /s/ E. Todd Whittemore
      Signature


      Executive Vice President
      Title





  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.


  Ex-99.1 (a)


Ernst & Young (logo)

Ernst & Young LLP
Suite 3300
370 17th Street
Denver, Colorado 80202-5663
Phone: (720) 931-4000
Fax:   (720) 931-4444
www.ey.com


Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
Aurora Loan Services Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, the Aurora Loan Services Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended November 30, 2002. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion, that Aurora Loan
Services Inc. complied with the aforementioned requirements during the year ended November 30, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management, and the Federal Home Loan Mortgage Corporation, Federal National
Mortgage Association, Government National Mortgage
Association, and the Company's private investors and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

March 14, 2003

A Member Practice of Ernst & Young Global


  Ex-99.1 (b)

PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
222 Lakeview Avenue
Suite 360
West Palm Beach, FL 33401
Telephone (561) 832 0038
Facsimile (561) 805 8181

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT

To the Board of Directors of
Ocwen Federal Bank FSB


We have examined management's assertion, included in the accompanying
Management Assertion on Compliance with USAP, that, except for the noncompliance related to interest on escrows described in the third paragraph, Ocwen Federal Bank FSB (the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

Our examination disclosed noncompliance with minimum servicing standards in certain states related to interest on escrows applicable to the Bank during the year ended December 31, 2002. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
March 14, 2003

  Ex-99.1 (c)

PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
2020 Main Street
Suite 400
P.O. Box 19630
Irvine, CA 92623-9636
Telephone (949) 437 5200
Facsimile (949) 437 5300

Report of Independent Accountants

To the Board of Directors
of Option One Mortgage Corporation


We have examined management's assertion about Option One Mortgage Corporation's (a wholly-owned subsidiary of Block Financial Corporation) and its subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended April 30, 2002 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended April 30, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

July 19, 2002


  Ex-99.1 (d)


Ernst & Young

Ernst & Young LLP
725 South Figueroa Street
Los Angeles, California 90017

Phone: (213) 977-3200
www.ey.com


Report on Management's Assertion on Compliance with the Minimum
Servicing Standards Set Forth in the Uniform Single Attestation
Program for Mortgage Bankers


Report of Independent Accountants

Board of Directors
Fairbanks Capital Corp.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Fairbanks Capital Corp., a wholly owned subsidiary of Fairbanks Capital Holding Corp., (the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") during the year ended December 31, 2002. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended
December 31, 2002, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

January, 20 2003

Ernst & Young LLP is a member of Ernst & Young International, Ltd.


  Ex-99.2 (a)


AURORA LOAN
SERVICES INC (logo)

Corporate Headquarters / 2530 S. Parker Rd., Suite 601 /
Aurora, CO 80014 / phone: 303-632-3000  800-880-0128 /
fax: 303-632-3001


Management's Assertion on Compliance with Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of Aurora Loan Services Inc. (the "Company"), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of November 30, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended November
30, 2002, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $30,000,000.

/s/ Ralph A. Lenzi III
Ralph A. Lenzi III
Chief Executive Officer

/s/ Rick W. Skogg
Rick W. Skogg
President

/s/ Roy W. Browning III
Roy W. Browning III
Chief Financial Officer

/s/ Alexandra M. Delargy
Alexandra M. Delargy
Senior Vice President and Controller

March 14, 2003


  Ex-99.2 (b)

OCWEN (logo)

MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP

March 14, 2003

As of and for the year ended December 31, 2002, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

* Standard: Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Interest on escrow accounts in certain states was not paid, or credited, to mortgagors in accordance with the applicable state laws during the year ended December 31, 2002. The Bank is currently implementing an enhancement to its REALServicing TM servicing system to ensure that, for loans collateralized by properties located in states that require the payment of interest on escrow accounts, the payment or crediting of such interest is in accordance with applicable state laws.


As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000, and errors and omissions policy in the amount of $10,000,000.

/s/ Ronald M. Faris
Ronald M. Faris
President

/s/ Scott W. Anderson
Scott W. Anderson
Senior Vice President of Residential Assets

/s/ James D. Campbell
James D. Campbell
Director of Investor Reporting


  Ex-99.2 (c)

OPTION ONE   (logo)
Mortgage Corporation
Start Here. Finish Here.

www.optiononemortgage.com


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

July 19, 2002

As of and for the year ended April 30, 2002, Option One Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $7,500,000.

/s/ Robert Dubrish
Robert Dubrish, CEO

/s/ William O'Neill
William L. O'Neill, CFO


Corporate Offices * 3 Ada * Irvine * California * 92618-2304 * 949.790.8100 * Fax 949.453.0199


  Ex-99.2 (d)


Fairbanks Capital Corp.

Management's Assertion on Compliance with the Minimum
Servicing Standards Set Forth in the Uniform Single
Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of Fairbanks Capital Corp.
(the "Company"), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Bank's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December, 31 2002, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for the same period, the Bank had in effect a fidelity bond in the amount of $38,000,000 and an errors and omissions policy in the amount of $10,000,000.

/s/ Thomas D. Basmajian
Thomas D. Basmajian
Chief Executive Officer

/s/ Anthony O'Boyle Beirne
Anthony O'Boyle Beirne
Executive Vice President and
Chief Financial Officer

/s/ Barbara K. Wing
Barbara K. Wing
Controller

January, 20 2003

3815 South West Temple * Salt Lake City, Utah 84115-4417
P.O. Box 65250 * Salt Lake City, Utah 84165-0250
Telephone (801) 293-1883 * Fax (801) 293-1297


  Ex-99.3 (a)




Via UPS

March 15, 2003



Wells Fargo Bank Minnesota, N.A.
Evelyn Velasco, Trust Administrator
Corporate Trust Services
9062 Old Anapolis Road
Columbia, MD 21045


RE:     ARC Series 2002-BC10
Annual Officer's Certificate as to Compliance

Dear Ms. Velasco:

The undersigned Officer certifies the following for the period ending on December 31, 2002:

1. I have reviewed the activities and performance of the Master Servicer during the preceding calendar year under the terms of the Trust Agreements and to the best of this Officer's knowledge, the Master Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements;

2. Based on said review and to the best of this Officer's knowledge, the Master Servicer is not in default of its obligations under the terms of the Trust Agreements in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

3. To the best of this Officer's knowledge, nothing has arose to lead this Officer to believe that its Servicer has failed to perform any of its duties, responsibilities and obligations under its Servicing Agreement during the preceding calendar year;

4. To the best of this Officer's knowledge, the Servicer is not in default of its obligations under the terms of its Servicing Agreement in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

5. Since there was no financial activity for this transaction during the period ending December 31, 2002, the Master Servicer has not received from the Servicer's any annual certificates of compliance or annual audit report, and in each case such certificates are not required to be provided for such time period.


Certified By:


______________________________
R. Peter Karr
Senior Vice President
Master Servicing Division